Form 10-K
MORGAN JP COMMERCIAL MOR FIN CORP MOR PAS THR CE SER 1997 C5
filed 1998-04-14
CIK 1046305

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 333-24489

J. P. Morgan Commercial Mortgage Finance Corp.
(Exact Name of registrant as specified in its charter)

Delaware                      13-3408716
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

399 Park Avenue, New York, New York 10043
(Address of Principal Executive Office)

212-559-6899
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Mortgage Pass-Through Certificates, Series 1997-C5 issued, pursuant to a Pooling and Servicing Agreement, dated as of Septmber 1, 1997
(the "Pooling and Servicing Agreement"), by and among J. P. Morgan Commercial Mortgage Finance Corp., as sponsor (the "Company), Midland Loan Services, L.P., as master and special servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-27083) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the parties or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF J. P. Morgan
                         Commercial Mortgage Finance Corp.,
                         REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities












Exhibit 99.1

MIDLAND
LOAN SERVICES LP

March 6, 1998

President
J.P. Morgan Commercial Mortgage Finance Corp
60 Wall Street
New York, NY 10260-0000



                  JP Morgan Commercial Mortgage Finance Corp.
                       Mortgage Pass-Through Certificates
                                 Series 1997-C5

OFFICER'S CERIRFICATE



Pursuant to the requirements of that certain Pooling and Servicing Agreement governing tl~e referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of die Servicer's performance of its obligations under the PSA for the current calendar ye4ir; (ii) to the best of the undersigned's knowledge on the basis of that review the Servic has fulfilled all of its obligations under the PSA throughout such period; (iii) to the best o e undersigned's knowledge, the sub-servicer, if any, has fulfilled its obligations under its su -seMcing agreement in all material respects; and, (iv) no notice has been received from aly governmental agency or body which would indicaLe a ch4ileage or question as to the status f the Trust's qualification as a REMIC under the Code.


By:/s/ Charles J. Sipple
Title:Senior Vice President
Date: 3/12/98

Exhibit 99.2

Ernst & Young LLP

One Kansas City Place
1200 Main Street
Kansas City
Missouri, 64105-2143

Phone; 816 474 5200


Independent Auditors Report on Management's
Assertion of Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single
Attestation Program for Mortgage Bankers



The Board of Directors and Stockholder of Midland Data Systems, Inc. The Partners of Midland Loan Services, L.P.



We have examined rn-gnagernent's assertion that Midland Data Systems, Inc. and Midland Loan Services, L.P. (the Companies) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Programjor Mortgage Bankers, except for commercial loan and multifamily loan servicing, minimum servicing standards VA and VIL, which the MBA has interpreted as inapplicable to such servicing during the year ended December 31, 1997, included in the accompanying report titled Report of Management. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Companies' compliance based on our examination.

Our examination was made in accordance with standards established by the American 1Wtitute of Cerfified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circum tances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the year ended December 31, 1997 is fairly stated, in all material respects.

January 28, 1998

/s/Ernst & Young
Ernst &Young LLP ia member of Ernst &Young International, Ltd.